Form 10-K
period 2002-12-31
CHASE MANHATTAN AUTO OWNER TRUST 2002-B
filed 2003-03-31
CIK 1172577

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)

  X               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----              SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended: December 31, 2002

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
------            OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____ to _____

                        Commission file number 333-74600

                Chase Manhattan Auto Owner Trust 2002-B (Issuer)

           Chase Manhattan Bank USA, National Association (depositor)
             (Exact name of registrant as specified in its charter)


USA                                                 22-2382028
(State or Other Jurisdiction of                     (IRS Employer Identification
Incorporation or Organization)                      Number)

White Clay Center, Building 200, Newark, DE         19711
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code: (302) 575-5000

Securities registered pursuant to Section 12(b) of the Act:
         Title of Each Class           Name of Each Exchange of Which Registered
                 NONE                                   N/A

Securities registered pursuant to Section 12(g) of the Act:
                 NONE
         (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days: YES X NO
                                             ----    ------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. X

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrants. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

         The registrant has no voting or non-voting common equity outstanding as of the date of this report.
         The registrant is a trust that has issued certificates of beneficial interest in the trust assets.

                      DOCUMENTS INCORPORATED BY REFERENCE.

      List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

         None.


Introductory Note

         Chase Manhattan Auto Owner Trust 2002-B (the "Trust") was formed pursuant to a Trust Agreement (the "Agreement") between Chase Manhattan Bank USA, National Association (the "Bank"), as depositor, and an unrelated trustee (the "Trustee"). The Trust files reports pursuant to Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in the manner described in "no-action" letters submitted to the Office of the Chief Counsel on behalf of the originators of comparable trusts. Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K.

Part I


Item 1. Business

        Omitted.


Item 2. Properties

         The Trust has acquired certain auto loan receivables from the Bank pursuant to a Sale and Servicing Agreement. The aggregate principal balance of the receivables, as of December 31, 2002, was $1,079,987,592.00.

         The Trust also holds a reserve account pursuant to the Sale and Servicing Agreement. The principal balance of the reserve account, as of December 31, 2002, was $18,899,782.86.

         The aggregate balance of receivables that were 60 or more days past due, as of December 31, 2002, was $4,511,302.11, or 0.42% of the receivables by principal balance.

         The aggregate amount of principal charge-offs, net of recoveries, for the year ended December 31, 2002, was $1,847,949.92, or 0.15% of the average aggregate outstanding principal balance of the receivables for that year.


Item 3. Legal Proceedings

         The registrant knows of no material pending legal proceedings with respect to the Trust, the Trustee or the Bank.


Item 4. Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of Certificateholders during the fiscal year covered by this report.

Part II


Item 5. Market for Registrant's Common Equity and Related Stockholders Matters

         The registrant has no voting stock or class of common stock outstanding as of the date of this report. The beneficial interest in the Trust is represented by certificates of beneficial interest (the "Certificates"). The registrant is also the issuer of four outstanding classes of notes (the "Notes"). To the knowledge of the registrant, the Certificates and the Notes are traded in the over-the-counter market to a limited extent.

         As of December 31, 2002, all of the Certificates and the Notes were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for the Depository Trust Company ("DTC"). The registrant further understands that DTC has no knowledge of the actual beneficial owners of the Certificates and the Notes held of record by CEDE & Co., and that DTC knows only the identity of the participants to whose accounts such Certificates and Notes are credited, who may or may not be the beneficial owners of the Certificates and the Notes.

         The records provided to the Trust by DTC indicate that as of December 31, 2002, the number of holders of record for each outstanding class of securities issued by the Trust were as follows:

                  Class                              No. of Holders
                  ---------                          ------------------
                  A-1                                8
                  A-2                                23
                  A-3                                24
                  A-4                                20
                  B                                  2


Item 6.  Selected Financial Data

         Omitted.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Omitted.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.


Item 8.  Financial Statements and Supplementary Data

         Omitted.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Part III


Item 10. Directors and Executive Officers of the Registrant

         Omitted.


Item 11. Executive Compensation

         Omitted.


Item 12. Security Ownership of Certain Beneficial Owners and Management

         The records of DTC indicate that as of December 31, 2002, there were the following holders of record with more than 5% of each class of the Certificates and Notes:

Class  Name & Address of Participant             Original Certificate   % Class
                                                  Principal Balance

A1     The Bank of New York                          $113,000,000          39%
       One Wall Street
       New York, NY  10286

       Boston Safe Deposit and Trust Company          $26,500,000           9%
       525 William Penn Place, Suite 3148
       Pittsburgh, PA  15259

       State Street Bank and Trust Company           $140,800,000          49%
       1776 Heritage Dr.
       Global Corporate Action Unit JAB 5NW
       No. Quincy, MA 02171

A2     The Bank of New York                           $41,125,000       12.28%
       One Wall Street
       New York, NY  10286

       Boston Safe Deposit and Trust Company          $46,725,000       13.95%
       525 William Penn Place, Suite 3148
       Pittsburgh, PA  15259

       Deutsche Bank Trust Company Americas           $31,375,000        9.37%
       648 Grassmere Park Road
       Nashville, TN  37211

       JPMorgan Chase Bank                            $60,950,000       18.19%
       Proxy/Class Actions/Bankruptcy
       14201 Dallas Pkwy
       Dallas, TX  75254

       State Street Bank and Trust Company            $96,200,000       28.72%
       1776 Heritage Dr.
       Global Corporate Action Unit JAB 5NW
       No. Quincy, MA 02171

A3     Boston Safe Deposit and Trust Company          $28,535,000        7.82%
       525 William Penn Place, Suite 3148
       Pittsburgh, PA  15259

       Deutsche Bank Trust Company Americas           $61,250,000       16.78%
       648 Grassmere Park Road
       Nashville, TN  37211

       Investors Bank & Trust Company                 $19,140,000        5.24%
       200 Clarendon St, 9th Floor
       Corporate Actions Unit/TOP57
       Boston, MA  02116

       JPMorgan Chase Bank                            $94,850,000       25.99%
       Proxy/Class Actions/Bankruptcy
       14201 Dallas Pkwy
       Dallas, TX  75254

       The Northern Trust Company                     $50,805,000       13.92%
       801 S. Canal C-IN
       Chicago, IL  60607

       State Street Bank and Trust Company            $72,260,000       19.80%
       1776 Heritage Dr.
       Global Corporate Action Unit JAB 5NW
       No. Quincy, MA 02171

A4     Boston Safe Deposit and Trust Company          $26,625,000        7.70%
       525 William Penn Place, Suite 3148
       Pittsburgh, PA  15259

       Deutsche Bank Trust Company Americas           $36,700,000       10.61%
       648 Grassmere Park Road
       Nashville, TN  37211

       Deutsche Bank Trust Company Americas           $27,260,000        7.88%
       648 Grassmere Park Road
       Nashville, TN  37211

       JPMorgan Chase Bank                           $151,800,000       43.90%
       Proxy/Class Actions/Bankruptcy
       14201 Dallas Pkwy
       Dallas, TX  75254

       Merrill, Lynch, Pierce Fenner & Smith          $25,245,000        7.30%
       Safekeeping
       4 Corporate Place
       Piscataway, NJ  08854

       State Street Bank and Trust Company            $33,400,000        9.66%
       1776 Heritage Dr.
       Global Corporate Action Unit JAB 5NW
       No. Quincy, MA 02171

B      Brown Brothers Harriman & Co.                   $6,000,000       17.54%
       140 Broadway
       New York, NY  10005

       JPMorgan Chase Bank                            $28,200,000       82.46%
       Proxy/Class Actions/Bankruptcy
       14201 Dallas Pkwy
       Dallas, TX  75254


Item 13. Certain Relationships and Related Transactions

         None.

Part IV


Item 14. Exhibits, Financial Statement Schedules, and Reports of Form 8-K

         (a) Exhibits.

         The following documents are filed as part of this Annual Report on Form 10-K:

         Exhibit Number      Description
         ---------------     ----------------

         99.1                Annual Management Report on Internal Controls.

         99.2                Annual  Servicer's Certificate pursuant to Section
                             4.10 of the Sale and Servicing Agreement.

         99.3                Annual Independent Accountants Reports pursuant to
                             Section 4.11 of the Sale and Servicing Agreement.

         99.4                Annual Issuer's Certificate of Compliance with the
                             Indenture.

         99.5 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K.

         The following reports were filed on Form 8-K during the last quarter of 2002:

         Date             Items Reported       Financial Statements
         ------------     ----------------     -----------------------------
         10/01/2002       5, 7                 Monthly report to Noteholders
                                               dated 9/16/2002

         10/22/2002       5, 7                 Monthly report to Noteholders
                                               dated 10/15/2002

         11/18/2002       5, 7                 Monthly report to Noteholders
                                               dated 11/15/2002

         12/17/2002       5, 7                 Monthly report to Noteholders
                                               dated 12/16/2002

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 28, 2003


                                        Chase Manhattan Auto Owner Trust 2002-B

                                        by: Chase Manhattan Bank USA, National
                                        Association, as Depositor


                                        By:  /s/ Keith W. Schuck
                                        -----------------------------------
                                        Name:    Keith W. Schuck
                                        Title:   Chief Financial Officer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.


No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Certificateholders during the period covered by this Annual Report on Form 10-K and the registrant does not intend to furnish such materials to Certificateholders subsequent to the filing of this report.

                                INDEX TO EXHIBITS

Exhibit Number:        Description:
---------------        ----------------

99.1                   Annual Management Report on Internal Controls.

99.2 Annual Servicer's Certificate pursuant to Section 4.10 of the Sale and Servicing Agreement.

99.3                   Annual Independent Accountants Reports pursuant to
                       Section 4.11 of the Sale and Servicing Agreement.

99.4                   Annual Issuer's Certificate of Compliance with the
                       Indenture.

99.5 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.